Form 10-K405
period 2000-12-31
NOVASTAR MORTGAGE FUNDING TRUST SERIES 2000-2
filed 2001-04-11
CIK 1136823

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000
                                   -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number     333-81721

                  NovaStar Mortgage Funding Trust Series 2000-2
 (Issuer in respect of the NovaStar Home Equity Loan Asset-Backed Certificates,
                                 Series 2000-2)
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

           Delaware                                       52-2298684
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

c/o First Union National Bank, 401 S. Tryon Street
9th Floor, Charlotte, North Carolina                                28288-1179
--------------------------------------------------                  ----------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (704) 383-9568

         Securities registered pursuant to Section 12(b) of the Act:   None
         Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                INTRODUCTORY NOTE

         This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

                                     PART I
Item 1.  Business
         Not Applicable.

Item 2.  Properties
         Not Applicable

Item 3.  Legal Proceedings.
         The Indenture Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Owner Trustee or the Servicer with respect to the Bonds or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended December 31, 2000.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. To the best knowledge of the Indenture Trustee, there is no established public trading market for the Bonds. As of the date hereof, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.

Item 6. Selected Financial Data.
         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks. Not Applicable.

Item 8. Financial Statements and Supplementary Data.
         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         Not Applicable.

Item 11. Executive Compensation.
         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         The Indenture Trustee is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Bonds

Item 13. Certain Relationships and Related Transactions.
         None or Not Applicable.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      The following documents are filed as part of the report
                  (1)      Financial Statements
                           Not Applicable.
                  (2)      Financial Statement Schedules
                           Not Applicable.

         (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2000:

         Date of Reports                             Items Covered
         ---------------                             -------------
         None

         (c)      Exhibits*.

                  99.1 Annual Statement to Bondholders for the period ended December 31, 2000

                  99.2 Officer's Certificate of Servicer

                  99.3 Annual Accountant's Report

         (d)      Additional financial statements

                  (1) Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

                           None.

                  (2) Affiliates whose securities are pledged as collateral.

                           None.

                  (3)      Schedules.

                           None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Indenture Trustee has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereunto duly authorized.

                                    FIRST UNION NATIONAL BANK, as Indenture
                                    Trustee and on behalf of NovaStar Mortgage
                                    Funding Trust Series 2000-2

Dated:   April 4, 2000


                                    By: /s/ Robert Ashbaugh
                                        -------------------
                                    Name: Robert Ashbaugh
                                    Title: Vice President

                                INDEX OF EXHIBITS

99.1     Annual Statement to Bondholders for the period ended December 31, 2000
99.2     99.2 Officer's Certificate of Servicer
99.3     99.3 Annual Accountant's Report